Form 10-K
period 2006-12-31
UPFC Auto Receivables Trust 2006-A
filed 2007-03-30
CIK 1365261

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number of issuing entity: 333-131302-01

UPFC Auto Receivables Trust 2006-A

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-131302-01

UPFC Auto Receivables Corp.

(Exact name of depositor as specified in its charter)

United Auto Credit Corporation

(Exact name of sponsor as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entity)

201402255

(I.R.S. Employer Identification No.)

c/o UPFC Auto Receivables Corp. (as Depositor) 18191 Von Karman Avenue, Suite 300 Irvine, California	92612
(Address of principal executive offices of the issuing entity)	(Zip Code)

(949) 224-1244

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE: See Index to Exhibits, Exhibits 3.1, 3.2, 4.1, 4.2 and 99.1.

PART I
Item 1B. Unresolved Staff Comments	3
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)	3
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers)	3
Item 1115(b) of Regulation AB. Certain Derivative Instruments (Financial Information)	3
Item 1117 of Regulation AB. Legal Proceedings	3
PART II
Item 9B. Other Information	3
PART III
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.	3
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria	3
Item 1123 of Regulation AB. Servicer Compliance Statement	3
PART IV
Item 15. Exhibits, Financial Statement Schedules	4

SIGNATURES	5
EX-31: CERTIFICATION
EX-33.1: REPORT ON ASSESSMENT OF COMPLIANCE WITH SERVICING CRITERIA
EX-33.2: REPORT ON ASSESSMENT OF COMPLIANCE WITH SERVICING CRITERIA
EX-34.1: ATTESTATION REPORT
EX-34.2: ATTESTATION REPORT
EX-35: SERVICER COMPLIANCE STATEMENT

PART I

The following items have been omitted from Part I in accordance with general instruction J to Form 10-K:

Item 1.	Business
Item 1A.	Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Item 1B. Unresolved Staff Comments

None

The following substitute information is provided in accordance with General Instruction J. to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)

No single obligor represents more than 10% of the pool assets held by UPFC Auto Receivables Trust 2006-A (the “Trust”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers)

MBIA Insurance Corporation has provided a note guaranty insurance policy for the benefit of the Trust and the holders of the notes (the “Notes”) issued by the Trust. Financial statements of MBIA Inc. and subsidiaries and the financial statements of MBIA Insurance Corporation and subsidiaries are incorporated by reference to MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 and are included as Exhibit 99.1 to this Form 10-K.

Item 1115(b) of Regulation AB. Certain Derivative Instruments (Financial Information)

No entity or group of affiliated entities provides any derivative instruments that are used to alter payments characteristics of the cashflows from the Trust.

Item 1117 of Regulation AB. Legal Proceedings

No legal proceedings are pending against any of United Auto Credit Corporation (the “Sponsor”), UPFC Auto Receivables Corp. (the “Depositor”) or the Trust, or to our knowledge against Deutsche Bank Trust Company Americas (the “Indenture Trustee”) or MBIA Insurance Corporation, or against any property of any of such entities that are or would be material to holders of the Notes or certificate (the “Certificate”) issued by the Trust.

PART II

The following items have been omitted from Part II in accordance with general instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

Item 9B. Other Information

None.

PART III

The following items have been omitted from Part III in accordance with general instruction J to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

The following substitute information is provided in accordance with General Instruction J. to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The Sponsor is the originator, as contemplated by Item 1110 of Regulation AB, of all the pool assets owned by the Trust. The Sponsor is also the primary servicer. The Depositor is a wholly-owned subsidiary of the Sponsor and, therefore, a wholly-owned subsidiary of the originator and the primary servicer. Through its purchase of the Certificate, the Depositor has acquired a 100% ownership interest in the beneficial interests of the Trust; therefore, the Trust is an affiliated party of the Depositor and, indirectly, of the Sponsor (including in its role as originator and primary servicer).

The Indenture Trustee is not affiliated with any of the Sponsor (including in its role as originator and primary servicer), the Depositor or the Trust.

MBIA Insurance Corporation, the external enhancement provider as contemplated by Item 1114 of Regulation AB, is not affiliated with any of the Sponsor (including in its role as originator and primary servicer), the Depositor or the Trust.

There are no significant obligors or support providers, or other material parties related to the Notes or Certificate.

In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated party, apart from the transaction involving the issuance of the Notes and Certificate by the Trust, between the Sponsor, the Depositor or the Trust and any of the parties mentioned in this Item.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

The Sponsor (in its role as servicer) and the Indenture Trustee (collectively, the “Servicing Parties”) have been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing function applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Sponsor and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this From 10-K. Neither the Servicing Report prepared by the Sponsor, nor the Attestation Report provided by the Sponsor, has identified any material instance of noncompliance with the servicing criteria applicable to the Sponsor. Neither the Servicing Report prepared by the Indenture Trustee, nor the Attestation Report provided by the Indenture Trustee, has identified any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee.

Item 1123 of Regulation AB. Servicer Compliance Statement

The Sponsor (in its role as servicer) has been identified by the registrant as a servicer with respect to the asset pool held by the Trust. The Sponsor has completed a statement of compliance with applicable servicing criteria (the “Compliance Statement”), signed by an authorized officer of the Sponsor. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements: Not Applicable.
(2) Financial Statement Schedules: Not Applicable.
(3) List of Exhibits

The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number	Description
3.1	Articles of Incorporation of the Depositor is set forth as Exhibit 3.1 to the Depositor’s registration statement on S-3 (File No. 333-131302), originally filed on January 26, 2006, and is incorporated herein by reference.

3.2	By-laws of Depositor is set forth as Exhibit 3.2 to the Depositor’s registration statement on S-3 (File No. 333-131302), originally filed on January 26, 2006, and is incorporated herein by reference.

4.1	Indenture, dated as of June 1, 2006, between UPFC Auto Receivables 2006-A and Deutsche Bank Trust Company Americas, as Indenture Trustee and Trust Collateral Agent, is set forth as Exhibit 4.2 to Form 8-K (No. 333-131302-01) filed by the registrant on June 21, 2006 and is incorporated herein by reference.

4.2	Amended and Restated Trust Agreement, dated as of June 15, 2006 between UPFC Auto Receivables Corp., as Seller and Wells Fargo Delaware Trust Company, as Owner Trustee, is set forth as Exhibit 4.1 to Form 8-K (No. 333-131302-01) filed by the registrant on June 21, 2006 and is incorporated herein by reference.
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of United Auto Credit Corporation.

33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Grobstein, Horwath and Company LLP, on behalf of United Auto Credit Corporation, relating to Exhibit 33.1.

34.2	Attestation Report Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas, relating to Exhibit 33.2

35	Servicing Compliance Statement of United Auto Credit Corporation dated February 28, 2007.

99.1	Consolidated financial statements of MBIA Insurance Corporation for the year ended December 31, 2006 (Incorporated by reference from the Annual Report on Form 10-K of MBIA Inc. for the year ended December 31, 2006 (file # 001-09583) as filed on or about March 1, 2007).

(b) Exhibits.

The registrant hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

(c) Financial Statement Schedule

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPFC AUTO RECEIVABLES TRUST 2006-A

	BY:	United Auto Credit Corporation, as Servicer

Date: March 29, 2007	By:	/s/ ARASH A. KHAZEI
Arash A. Khazei, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Depositor is set forth as Exhibit 3.1 to the Depositor’s registration statement on S-3 (File No. 333-131302), originally filed on January 26, 2006, and is incorporated herein by reference.

3.2	By-laws of Depositor is set forth as Exhibit 3.2 to the Depositor’s registration statement on S-3 (File No. 333-131302), originally filed on January 26, 2006, and is incorporated herein by reference.

4.1	Indenture, dated as of June 1, 2006, between UPFC Auto Receivables 2006-A and Deutsche Bank Trust Company Americas, as Indenture Trustee and Trust Collateral Agent, is set forth as Exhibit 4.2 to Form 8-K (No. 333-131302-01) filed by the registrant on June 21, 2006 and is incorporated herein by reference.

4.2	Amended and Restated Trust Agreement, dated as of June 15, 2006 between UPFC Auto Receivables Corp., as Seller and Wells Fargo Delaware Trust Company, as Owner Trustee, is set forth as Exhibit 4.1 to Form 8-K (No. 333-131302-01) filed by the registrant on June 21, 2006 and is incorporated herein by reference.

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of United Auto Credit Corporation.

33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Grobstein, Horwath and Company LLP, on behalf of United Auto Credit Corporation, relating to Exhibit 33.1.

34.2	Attestation Report Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas, relating to Exhibit 33.2

35	Servicing Compliance Statement of United Auto Credit Corporation dated February 28, 2007.

99.1	Consolidated financial statements of MBIA Insurance Corporation for the year ended December 31, 2006 (Incorporated by reference from the Annual Report on Form 10-K of MBIA Inc. for the year ended December 31, 2006 (file # 001-09583) as filed on or about March 1, 2007).